Form 10-Q
period 1996-06-30
FIRST ALLIANCE MORTGAGE CO /CA/
filed 1996-09-06
CIK 906938

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_________ to _________

                        Commission file number 1-11947

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                    33-0721183
- -------------------------------                     -----------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

               17305 VON KARMAN AVENUE, IRVINE, CALIFORNIA 92614
               -------------------------------------------------
          (Address of principal executive offices including ZIP Code)

                                 (714) 224-8500
                                ---------------
                         (Registrant's telephone number
                              including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   No. X.
                                              --    --

  As of August 31, 1996, registrant had outstanding 4,025,000 shares of Class A Common Stock and 10,750,000 shares of Class B Common Stock, respectively.

================================================================================

                           FIRST ALLIANCE CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (Unaudited) as of
          June 30, 1996 and December 31, 1995..............................    1

          Consolidated Statements of  Income (Unaudited) for the quarters
          and the six months ended June 30, 1996 and 1995..................    2

          Consolidated Statements of Cash Flows (Unaudited) for the
          quarters and the six months ended June 30, 1996 and 1995.........    3

          Notes to Consolidated Financial Statements.......................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("MD&A")...................................    7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   15

Item 2.   Changes in Securities............................................   15

Item 3.   Defaults Upon Senior Securities..................................   15

Item 4.   Submission of Matters to a Vote of Security Holders..............   15

Item 5.   Other Information................................................   15

Item 6.   Exhibits and Reports on Form 8-K

              a. Exhibits..................................................   16

              b. Reports on Form 8-K.......................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)

                                           JUNE 30,      DECEMBER 31,
                                             1996            1995
                                          ----------    --------------
                                                 (UNAUDITED)
              ASSETS
Cash and cash equivalents...............    $ 8,858        $ 4,019
Receivable from trusts..................      6,983          4,664
Loans held for sale.....................     12,718         24,744
Loans receivable held for investment....      1,714          2,261
Residual interests in securities -- at
 fair value.............................     22,354         19,705
Mortgage servicing rights...............      4,930          4,021
Real estate owned, net..................      1,417          1,474
Property, net...........................      2,229          2,141
Prepaid expenses and other assets.......      2,977          3,882
                                           --------       --------
Total assets............................    $64,180        $66,911
                                           ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility............    $10,493        $18,233
Accounts payable and accrued liabilities      5,117          5,234
Dividends payable.......................      3,669
Notes payable...........................        772          1,123
S distribution notes....................     44,020
                                           --------       --------
    Total liabilities...................     64,071         24,590
                                           --------       --------
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value per
 share; 1,000,000 shares authorized; no
 shares outstanding.....................
Class A Common Stock, $.01 par value
 per share; 25,000,000 shares
 authorized; no shares outstanding......

Class B Common Stock, $.01 par value
 per share; 15,000,000 shares
 authorized; shares issued and
 outstanding:  10,750,000 at June 30,
 1996, 10,642,500 at December 31, 1995..        108             42

Additional paid in capital..............      1,534
Retained earnings.......................         67         42,279
Deferred stock compensation.............     (1,600)
                                           --------       --------
Total stockholders' equity..............        109         42,321
                                           --------       --------
    Total liabilities and stockholders'
     equity.............................    $64,180        $66,911
                                           ========       ========

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         FOR THE QUARTER                 FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                                 -------------------------------     ------------------------------
                                                                     1996                1995              1996             1995
                                                                 ------------        -----------      -----------       -----------
                                                                                             (UNAUDITED)
REVENUE:
  Loan origination and sale....................................   $    11,880        $    12,841      $    21,251       $    13,927
  Loan servicing and other fees................................         2,244              2,126            4,487             4,103
  Interest.....................................................         2,877              3,160            6,035             6,031
  Other........................................................            23                 47               61                76
                                                                  -----------        -----------      -----------       -----------
    Total revenue..............................................        17,024             18,174           31,834            24,137
                                                                  -----------        -----------      -----------       -----------
EXPENSE:
  Compensation and benefits....................................         3,531              2,448            6,727             5,228
  Professional services........................................           282                201              551               465
  Advertising..................................................           818              1,051            1,758             2,122
  Subservicing and other fees..................................           184                321              376               587
  Rents........................................................           372                330              742               615
  Supplies.....................................................           306                261              641               507
  Depreciation and amortization of property....................           178                154              317               298
  Interest.....................................................         1,024              1,087            1,787             1,700
  Legal........................................................           306                357              452               563
  Other........................................................           717                618            1,317             1,006
                                                                  -----------        -----------      -----------       -----------
    Total expense..............................................         7,718              6,828           14,668            13,091
                                                                  -----------        -----------      -----------       -----------
NET INCOME BEFORE INCOME TAX PROVISION.........................         9,306             11,346           17,166            11,046

INCOME TAX PROVISION...........................................           139                171              257               166
                                                                  -----------        -----------      -----------       -----------

NET INCOME.....................................................   $     9,167        $    11,175      $    16,909       $    10,880
                                                                  ===========        ===========      ===========       ===========

NET INCOME PER SHARE...........................................   $      0.86        $      1.05      $      1.59       $      1.02
                                                                  ===========        ===========      ===========       ===========

Weighted average number of common shares outstanding...........    10,650,407         10,650,407       10,650,407        10,650,407

                 See notes to consolidated financial statements

                          FIRST ALLIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                          FOR THE QUARTER               FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                                      -------------------------      ----------------------------
                                                                         1996           1995            1996              1995
                                                                      --------       ---------       ----------        ----------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................     $  9,167        $ 11,175        $  16,909        $ 10,880
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Loan origination and sale revenue, net of other fees............      (11,798)        (13,575)         (20,952)        (14,398)
 Net collections (accretion) of residual interests in
  securities                                                               109            (829)             183          (1,467)
 Accretion of discounts on loan receivable.......................          (80)           (255)            (136)           (511)
 Amortization of mortgage servicing rights.......................          449             137              789             244
 Depreciation and amortization of property.......................          178             154              317             298
 Provision for estimated losses on real estate owned.............                                            74
 Loss on sales of real estate owned and property.................          156               6               62               6
 Loans originated or purchased for sale, net of loan fees........      (72,226)        (46,897)        (140,638)        (93,589)
 Sale of regular interests in securities.........................       74,972          67,744          127,391          67,744
 Proceeds from sale of loans.....................................       20,092          16,789           41,410          24,349
 Changes in assets and liabilities:
  Receivable from trusts.........................................          484            (241)          (2,319)           (541)
  Prepaid expenses and other assets..............................          874             299              905            (334)
  Accounts payable and accrued liabilities.......................         (238)            242             (117)         (2,917)
                                                                      --------        --------        ---------        --------
    Net cash provided by (used in) operating activities..........       22,139          34,749           23,878         (10,236)
                                                                       -------        --------        ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................................         (453)           (340)            (896)           (496)
Loans receivable issued..........................................                         (346)                          (1,131)
Collections on loans receivable..................................          515           1,410              757           1,805
Additions to real estate owned...................................                                                           (16)
Proceeds from sales of real estate owned and property............          726             270              794             334
                                                                      --------        --------        ---------        --------
    Net cash provided by investing activities....................          788             994              655             496
                                                                      --------        --------        ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on warehouse financing facility......       (9,522)        (27,370)          (7,740)         13,044
Proceeds from issuance of notes payable..........................                                                            18
Payments on notes payable........................................         (422)           (255)            (522)           (319)
Cash dividends...................................................       (5,331)         (3,115)         (11,432)         (5,989)
Proceeds from issuance of notes payable to stockholder...........                                         1,000           4,500
Payments on notes payable to stockholder.........................       (1,000)                          (1,000)
                                                                      --------        --------        ---------        --------
    Net cash (used in) provided by financing activities..........      (16,275)        (30,740)         (19,694)         11,254
                                                                      --------        --------        ---------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS........................        6,652           5,003            4,839           1,514
CASH AND CASH EQUIVALENTS, beginning of period...................        2,206           1,809            4,019           5,298
                                                                      --------        --------        ---------        --------
CASH AND CASH EQUIVALENTS, end of period.........................     $  8,858        $  6,812        $   8,858        $  6,812
                                                                      ========        ========        =========        ========

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                             (DOLLARS IN THOUSANDS)

                                                                                    FOR THE QUARTER        FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                                                  --------------------     -------------------
                                                                                   1996         1995        1996        1995
                                                                                  -------      -------     --------    -------
                                                                                                   (UNAUDITED)
SUPPLEMENTAL INFORMATION:
Interest paid..............................................................       $ 1,041      $ 1,182     $  1,842     $ 1,624
                                                                                  =======      =======     ========     =======
Income taxes paid..........................................................       $   326      $    60     $    326     $    90
                                                                                  =======      =======     ========     =======

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of loans for regular and residual interests in securities.........       $72,255      $67,831     $124,675     $67,831
                                                                                  =======      =======     ========     =======
Distribution of S distribution notes.......................................       $44,020                  $ 44,020
                                                                                  =======                  ========
Dividends declared and unpaid..............................................                                $  9,000
                                                                                                           ========
Acquisition of real estate through foreclosure of loans....................       $    24                  $    137
                                                                                  =======                  ========
Loan funded to facilitate sales of real estate owned.......................                    $    19                  $    19
                                                                                               =======                  =======
Transfer of property to real estate owned..................................                               $    260
                                                                                                          ========
Assumption of debt through acquisition of real estate through
 foreclosure...............................................................                                             $    26
                                                                                                                        =======



                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.  GENERAL

   The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

   The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's recent filing on Form S-1 which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1995, together with the MD&A for such period.

   On July 31, 1996, FACO completed an initial public offering (the "Offering") whereby 3,500,000 shares of its Class A Common Stock were sold to the public resulting in gross proceeds of $59.5 million. Concurrently, 10,750,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. On August 9, 1996, the underwriters' over-allotment option to purchase 525,000 shares was exercised resulting in additional gross proceeds of $8.9 million. The acquisition of FAMCO has been accounted for similar to a pooling of interests. The consolidated financial position and results of operations of the Company substantially consist of those of FAMCO.

   During the second quarter of 1996, FAMCO distributed S distribution notes of $44.0 million to its stockholders. In July 1996, payments on the S distribution notes of $42.5 million were made by the Company using proceeds from the Offering.

  In June 1996, FAMCO granted 107,500 shares of restricted common stock to an officer of the Company. These shares, which were exchanged for 107,500 shares of FACO Class B Common Stock in conjunction with the Offering, vest over a period of five years or earlier upon the occurrence of certain events. A value of $1.6 million has been ascribed to such shares by the Company. This amount has been recorded in the accompanying financial statements as increases to Class B Common Stock and paid in capital with an offsetting amount included in deferred stock compensation. In July and August 1996, 27.2% of such restricted Class B Common Stock vested as a result of the Offering.

 Hedging activities

   As part of its interest rate risk management strategy, the Company may from time to time hedge its interest rate risk related to its loans held for sale and its origination commitments. The Company classifies these transactions as hedges of specific loans receivable and commitments. The gains and losses derived from these transactions are deferred and included in the carrying amounts of the related hedged items and are recognized in earnings upon sale of the related items. There were no deferred gains or losses on hedging activities at June 30, 1996 and December 31, 1995. Realized gains and (losses) on hedging activities were $0.5 million for the quarter and six months ended June 30, 1996 and ($0.3) million for the quarter and six months ended June 30, 1995. Hedging transactions during these periods were comprised solely of short sales of United States Treasury Securities.

                           FIRST ALLIANCE CORPORATION

         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

 Net Income Per Share Computation

   Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with regulations of the Securities and Exchange Commission, which require that stock issued within a one year period prior to the initial filing of a registration statement relating to an Initial Public Offering be treated as outstanding for all reported periods, the weighted average number of common shares for all periods includes the dilutive impact of the restricted stock issued in June 1996. The dilutive impact has been computed using the treasury stock approach, with the Offering price of $17 per share used as the repurchase price for all periods.

 Supplementary Net Income Per Share Data

   Assuming that the 4,025,000 shares of Class A Common Stock issued in the Offering, including shares issued pursuant to the underwriters' exercise of their over-allotment option, were issued at the beginning of 1995, net income per share would have been $0.65 and $1.18 for the quarter and six months ended June 30, 1996, respectively, and $0.76 and $0.74 for the corresponding periods in 1995. The computation of supplementary net income per share assumes that proceeds from the Offering would have been used to pay the S distribution notes at the date of their issuance in May 1996. Therefore, the interest expense incurred on the S distribution notes, net of tax benefits, of $0.4 million was added to net income for the second quarter of 1996 for purposes of computing supplementary net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 Overview

  The Company originates, purchases, sells and services non-conventional mortgage loans secured primarily by first mortgages on single family residences. The Company originates loans through its retail branch network which is comprised of one office in the United Kingdom and 19 offices in the United States, six of which are located in California, two of which are located in each of Illinois and Florida and one of which is located in each of Oregon, Washington, Colorado, Utah, Arizona, New Jersey, Ohio, Georgia and Pennsylvania. In addition, the Company purchases loans from qualified mortgage bankers and brokers. The Company sells the majority of its loans in the secondary market primarily through securitization and, to a lesser extent, through wholesale loan sales in which the Company does not retain the rights to service such loans.
The Company retains the right to service loans which it securitizes.

  The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

  Gains on servicing retained sales of loans through securitizations equals the difference between the net proceeds to the Company in the securitizations and the allocated cost of loans securitized. Such net proceeds received in securitizations consist of the fair value of regular interests (determined by the cash price for which they are then sold to the public) and the fair value of the residual interests retained by the Company (determined as described below), net of transaction costs. The allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the mortgage servicing rights retained with respect thereto based upon their relative fair values.

  The net proceeds of a securitization consist of the regular and residual interests received by the Company. The regular interests are immediately sold for cash by the Company. As the holder of the residual interests, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) estimated loan pool losses. The Company's right to receive this excess cash flow begins after certain reserve requirements have been met, which are specific to each securitization and are used as a means of credit enhancement.

  The Company's retained right to service loans entitles the Company to receive servicing fees, prepayment penalties and other miscellaneous fees associated with the collection of such loans.

 Recent Developments

   In July 1996, the Company completed the Offering whereby 3,500,000 shares of Class A Common Stock were sold to the public and, concurrently, 10,750,000 shares of Class B Common Stock were exchanged for all of the outstanding shares of FAMCO. In August 1996, the underwriters' over-allotment option to purchase 525,000 shares of Class A Common Stock was exercised. Total gross proceeds from these sales of Class A Common Stock were $68.4 million.

  During the second quarter of 1996, FAMCO distributed S distribution notes of $44.0 million to its stockholders. In July 1996, payments on the S distribution notes of $42.5 million were made by the Company using proceeds from the Offering.

Loan Originations and Purchases

                                                                           AT OR FOR THE QUARTER        AT OR FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,               ENDED JUNE 30,
                                                                           ----------------------       ------------------------
                                                                             1996          1995            1996          1995
                                                                           ---------      -------       ---------      ---------
                                                                                          (DOLLARS IN THOUSANDS)
Loan originations and purchases:
  Retail branch originations............................................    $66,841       $43,643       $123,534       $ 75,941
  Portfolio refinancing originations....................................      6,027         5,777         11,613         14,822
  Wholesale purchases...................................................      7,336         3,674         20,791         14,276
                                                                            -------       -------       --------       --------
    Total originations..................................................    $80,204       $53,094       $155,938       $105,039
                                                                            =======       =======       ========       ========
Number of retail branches as of the end of the period
  California............................................................                                       6             10
  Other States..........................................................                                      13              4
                                                                                                        --------       --------
    Total...............................................................                                      19             14
                                                                                                        ========       ========

Weighted average initial interest rate..................................        9.8%         11.1%           9.5%          10.9%
Weighted average initial combined loan-to-value ratio
  Retail branch and portfolio refinancing originations..................       62.8%         57.3%          61.7%          56.4%
  Wholesale purchases...................................................       61.8%         67.9%          67.4%          65.0%
Average retail branch origination loan size.............................    $    84       $    67       $     82       $     61
Weighted average loan origination and processing fees as a
  percent of gross loans originated:
  Retail branch originations............................................       14.9%         15.7%          14.9%          15.9%
  Portfolio refinancing originations....................................        4.4%         14.4%           5.0%          13.7%
Combined weighted average...............................................       14.1%         15.5%          14.0%          15.5%

   For the quarter and six months ended June 30, 1996, originations and purchases increased 51% and 48%, respectively, as compared to the same periods in 1995. Retail branch originations increased 53% and 63% for the quarter and six months ended June 30, 1996, respectively. Increased loan origination volume is primarily from retail branches opened in 1995 and 1996.

Loan Sales

                                                                   FOR THE QUARTER            FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                               -----------------------       ------------------------
                                                                 1996          1995            1996            1995
                                                               --------       --------       --------        --------
                                                                               (DOLLARS IN THOUSANDS)
Securitizations............................................    $75,255        $67,831        $127,675        $67,831
Wholesale loan sales.......................................     19,995         11,357          41,531         14,885
Private loan sales.........................................        431          5,450             869          9,482
                                                               -------        -------        --------        -------
    Total..................................................    $95,681        $84,638        $170,075        $92,198
                                                               =======        =======        ========        =======

   Loan sales, including securitizations of loans, for the quarter and six months ended June 30, 1996, respectively, increased 13% and 84% over the same periods in 1995. Securitization volume for the quarter and six months ended June 30, 1996 was $75.3 million and $127.7 million, respectively, as compared to $67.8 million for the quarter and six months ended June 30, 1995. No securitizations were completed in the first quarter of 1995. The increases in loan sales for the six month period ended June 30, 1996 as compared to the same period in 1995 is the result of the sale of the increased volume of originations and purchases and a decrease in the balance of loans held for sale at the end of the period. For the second quarter of 1996, the increase in loan sales was the result of the sale of the increased volume of originations and purchases offset by significant sales in the second quarter of 1995 of loans which were originated or purchased in the prior quarter.

 Composition of Revenue and Expense

   The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                  FOR THE QUARTER       FOR THE SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                ------------------      ------------------
                                                 1996        1995        1996        1995
                                                -------   --------      -------  ---------
REVENUE:
   Loan origination and sale:
      Gain on sale of loans....................   10.9%     19.9%         10.2%     15.0%
      Net loan origination and other fees......   58.9      50.8          56.5      42.7
   Loan servicing and other fees...............   13.2      11.7          14.1      17.0
   Interest....................................   16.9      17.4          19.0      25.0
   Other.......................................    0.1       0.2           0.2       0.3
                                                -------   --------      -------  ---------
      Total revenue............................  100.0     100.0         100.0     100.0
                                                -------   --------      -------  ---------
EXPENSE:
   Compensation and benefits...................   20.7      13.5          21.1      21.7
   Professional services.......................    1.7       1.1           1.7       1.9
   Advertising.................................    4.8       5.8           5.5       8.8
   Subservicing and other fees.................    1.1       1.8           1.2       2.4
   Rent........................................    2.2       1.8           2.3       2.5
   Supplies....................................    1.8       1.4           2.0       2.1
   Depreciation and amortization of property...    1.0       0.8           1.0       1.2
   Interest....................................    6.0       6.0           5.6       7.0
   Legal.......................................    1.8       2.0           1.4       2.3
   Other.......................................    4.2       3.4           4.3       4.3
                                                -------   --------      -------  ---------
      Total expense............................   45.3      37.6          46.1      54.2
                                                -------   --------      -------  ---------
Net income before income tax provision.........   54.7      62.4          53.9      45.8
Income tax provision...........................    0.9       0.9           0.8       0.7
                                                -------   --------      -------  ---------
Net Income.....................................   53.8%     61.5%         53.1%     45.1%
                                                =======   ========      =======  =========

RESULTS OF OPERATIONS

 Revenue

   The following table sets forth the components of the Company's revenue for the periods indicated:

                                              FOR THE QUARTER            FOR THE SIX MONTHS
                                              ENDED JUNE 30,               ENDED JUNE 30,
                                          -----------------------     ----------------------
                                             1996        1995           1996          1995
                                          -----------  ----------     ---------    ---------
                                                      (DOLLARS IN THOUSANDS)
Loan origination and sale:
   Gain on sale of loans (1).............     $ 1,852     $ 3,616       $ 3,256     $ 3,616
   Net loan origination and other fees...      10,028       9,225        17,995      10,311
Loan servicing and other fees............       2,244       2,126         4,487       4,103
Interest.................................       2,877       3,160         6,035       6,031
Other....................................          23          47            61          76
                                          -----------  ----------     ---------    ---------
   Total revenue.........................     $17,024     $18,174       $31,834     $24,137
                                          ===========  ==========     =========    =========

(1)  Excluding net loan origination and other fees.

   Total revenue decreased 6% or $1.2 million for the quarter ended June 30, 1996 and increased 32% or $7.7 million for the six months ended June 30, 1996 as compared to the corresponding periods in 1995. The decrease in the second quarter of 1996 was due primarily to lower loan origination and sale revenue. The increase for the six months ended June 30, 1996 was primarily due to higher loan origination and sale revenue and higher loan servicing and other fees.

   Loan origination and sale revenue decreased to $11.9 million for the second quarter of 1996 from $12.8 million for the second quarter of 1995 primarily due to a decrease in the premium on loan sales partially offset by an increase in loan sales. Loan origination and sale revenue increased to $21.3 million for the six months ended June 30, 1996 as compared to $13.9 million for the six months ended June 30, 1995 primarily due to an increase in loan sales.

   Gain on sale of loans decreased to $1.9 million in the second quarter of 1996 from $3.6 million in the second quarter of 1995 primarily as a result of lower premiums on loan sales. For the six months ended June 30, 1996, gain on sale of loans decreased to $3.3 million from $3.6 million for the same period in 1995, primarily as a result of lower premiums on loan sales offset by an increased volume of loans sold. For the second quarter of 1996, the weighted average gain on sales of loans as a percentage of loan principal balances sold decreased to 1.9% from 4.3% for the second quarter of 1995. For the six months ended June 30, 1996 the weighted average gain on sale of loans decreased to 1.9% of loans sold from 3.9% for the corresponding period in 1995. These decreases were primarily due to the decrease in the weighted average initial interest rate spreads (the difference between the initial weighted average loan interest rates for the loans included in the securitization and the initial weighted average pass-through rates paid to holders of the regular interests of the securitization) in residual interests originated which decreased to 2.4% for the quarter and six months ended June 30, 1996 from 3.7% for the quarter and six months ended June 30, 1995. These decreased spreads were partially offset by the results of the Company's hedging activities which had realized gains of $0.5 million for the quarter and six months ended June 30, 1996 as compared to realized losses of $0.3 million for the corresponding period in 1995.
Increasing interest rates during the first six months of 1996 as compared to decreasing interest rates during the first six months of 1995 was the primary reason for the decrease in interest rate spreads.

   Net loan origination and other fees increased 9% and 75% during the quarter and six months ended June 30, 1996 as compared to corresponding periods in 1995 due primarily to the increase in loan sales of 13% and 84%, respectively.

   Loan servicing and other fees for the second quarter of 1996 increased to $2.2 million from $2.1 million in the second quarter of 1995 as a result of an increase in loan servicing fees, prepayment fees and other fees of $0.6 million offset by increases in the amortization of mortgage servicing rights of $0.3 million and compensating interest paid by the Company as servicer with respect to prepayments of securitized loans of $0.2 million. For the six months ended June 30, 1996 loan servicing and other fees increased to $4.5 million from $4.1 million for the corresponding period in 1995 as a result of an increase in loan servicing fees, prepayment fees and other fees of $1.2 million offset by increases in the amortization of mortgage servicing rights of $0.5 million and in compensating interest of $0.3 million. The increase in loan servicing fees, prepayment fees and other fees was primarily due to increased prepayment of loans and an increase in late fees related to an increased amount of delinquent loans. The increase in the prepayment of loans also increased compensating interest. The increase in the amortization of mortgage servicing rights was the result of the increase in the balance of mortgage servicing rights which increased to $4.9 million at June 30, 1996 from $1.9 million at June 30, 1995. Such increase is primarily due to the adoption of Statement of Financial Standards ("SFAS") No. 122, "Accounting For Mortgage Servicing Rights," which requires the Company to capitalize the fair value of originated mortgage servicing rights.

  Interest income represents the recognition of the yield on residual interests in securities retained by the Company, interest earned on loans originated or purchased during the warehousing period from their origination or purchase until their sale and interest earned on loans receivable held for investment.
Interest income from residual interests increased $0.7 million and $1.5 million for the quarter and six months ended June 30, 1996, respectively when compared to the corresponding periods in 1995. These increases of 42% and 50%, respectively, are due primarily to the growth of the Company's portfolio of residual interests which grew from an average balance of $13.4 million for the six months ended June 30, 1995 to $20.9 million for the six months ended June 30, 1996. Interest income on loans held for sale and on loans receivable held for investment decreased $1.0 million and $1.5 million for the quarter and six months ended June 30, 1996, respectively, when compared to the corresponding periods in 1995 due primarily to the decrease in the average balance of loans held for sale and loans receivable held for investment.

 Expense

   The following table sets forth the components of the Company's expenses for the periods indicated:

                                            FOR THE QUARTER     FOR THE SIX MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,
                                        --------------------   -------------------
                                            1996      1995       1996       1995
                                        ---------  ---------   --------  ---------
                                                   (DOLLARS IN THOUSANDS)
Compensation and benefits..............  $3,531    $2,448      $ 6,727    $ 5,228
Professional services..................     282       201          551        465
Advertising............................     818     1,051        1,758      2,122
Subservicing and other fees............     184       321          376        587
Rent...................................     372       330          742        615
Supplies...............................     306       261          641        507
Depreciation and amortization of
 property..............................     178       154          317        298
Interest...............................   1,024     1,087        1,787      1,700
Legal..................................     306       357          452        563
Other..................................     717       618        1,317      1,006
                                        ---------  ---------   --------  ---------
Total expense..........................  $7,718    $6,828      $14,668    $13,091
                                        =========  =========   ========  =========

   Total expense increased 13% to $7.7 million for the second quarter of 1996 from $6.8 million for the second quarter of 1995 and increased 12% to $14.7 million for the six months ended June 30, 1996 from $13.1 million for the corresponding period in the prior year. These increases were primarily due to increases in compensation and benefits.

   Compensation and benefits increased $1.1 million and $1.5 million for the quarter and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995 and advertising expenses decreased $0.2 million and $0.4 million for same periods primarily as a result of increases in personnel to support the Company's retail branch office expansion and the Company's decision to reduce the use of outside telemarketing services in 1996 and increase the number of employees in its internal telemarketing operations.

   Subservicing and other fees decreased 43% and 36% for the quarter and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. Effective February 1, 1996, servicing of adjustable rate loans, previously serviced by a third party sub-servicer, was transferred to the Company. The Company recently installed new loan servicing software which now enables it to service such loans.

   Combined, rent and supplies increased $0.3 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily as a result of the opening of new retail branch offices. The number of retail branch offices increased from 13 at December 31, 1994 to 19 at June 30, 1996.

   Interest expense represents interest on the Company's warehouse financing facility, interest on notes payable and interest on notes payable to stockholders, including the S distribution notes. Interest on the warehouse financing facility decreased 20% or $0.2 million for the second quarter of 1996 as compared to the corresponding period in 1995 primarily as a result of an 18% decrease in the weighted average interest rate on the warehouse financing facility. This decrease was offset by an increase in the interest paid on notes payable to stockholders. During the second quarter of 1996, the Company paid interest on the S distribution notes of $0.4 million, a $0.2 million increase from the $0.2 million of interest paid during the second quarter of 1995 on the outstanding note payable to stockholder.

  Other expenses increased by $0.3 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, primarily as a result of expenses incurred in moving the Company's administrative offices in February of 1996 and increased travel and employee relocation expenses as the Company continues to expand its retail branch operations.

 Servicing

   At June 30, 1996, total delinquent loans were 6.1% of the Company's servicing portfolio, as compared to 6.3% at March 31, 1996 and 4.8% at June 30, 1995.
Loan losses as a percentage of the average servicing portfolio were 0.05% for the second quarter of 1996, as compared to 0.08% for the first quarter of 1996 and 0.01% for the second quarter of 1995.

   The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                                   AS OF
                                     ----------------------------------------------------------------------------------------------
                                            JUNE 30, 1996                      DECEMBER 31, 1995                 JUNE 30, 1995
                                     ----------------------------       -----------------------------       -----------------------
                                                        % OF                                 % OF                           % OF
                                     (DOLLARS IN     SERVICING           (DOLLARS IN       SERVICING        (DOLLARS IN   SERVICING
                                      THOUSANDS)     PORTFOLIO            THOUSANDS)       PORTFOLIO         THOUSANDS)   PORTFOLIO
                                     -----------    -----------         ------------      -----------       -----------   ---------
Servicing Portfolio..........         $603,851         100.0%             $613,791           100.0%          $584,972       100.0%
                                     ===========    ===========         ============      ===========       ==========    =========
30-59 days delinquent........         $  9,853           1.6%             $  8,339             1.4%          $  6,817         1.2%
60-89 days delinquent........            7,257           1.2                 6,538             1.0              4,939         0.8
90 days or more delinquent...           19,799           3.3                21,002             3.4             16,127         2.8
                                     -----------    -----------         ------------      -----------       ----------    ---------
     Total delinquencies.....         $ 36,909           6.1%             $ 35,879             5.8%          $ 27,883         4.8%
                                     ===========    ===========         ============      ===========       ==========    =========
     REO (1).................         $  6,350           1.1%             $  7,854             1.3%          $  4,596         0.8%
                                     ===========    ===========         ============      ===========       ==========    =========

                                                                         FOR THE QUARTER                     FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                        ENDED JUNE 30,
                                                                    ---------------------------         ----------------------------
                                                                     1996               1995               1996              1995
                                                                    --------         ----------         ----------     -------------
                                                                                         (DOLLARS IN THOUSANDS)
Average service portfolio balance outstanding (2).......            $610,005         $580,477           $608,821         $570,329
Net losses (3)..........................................                 321               68                786               59
Percentage of average servicing portfolio...............                0.05%            0.01%              0.13%            0.01%

________________________
(1) Includes REO of the Company as well as REO of the REMIC Trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the average of the servicing portfolio balance at the beginning of the year and at the date indicated.
(3) Net losses means actual net losses realized with respect to the disposition of REO.

 Income Taxes

  From May 1, 1988, and until the closing of the Offering, the Company had elected to be treated for Federal income and certain state tax purposes as an S corporation under Subchapter S of the Code and comparable state laws. As a result, the Company's provisions for income taxes have in the past reflected modest corporate level state income or franchise taxes for those states in which the Company operates. The taxable income of the Company during such periods has been included in the individual taxable income of its shareholders for Federal and state income tax purposes.

   Effective upon the closing of the Offering in July 1996, the Company's S corporation status was terminated and the Company is now fully subject to Federal and state taxes. The Company's effective income tax rate is anticipated to approximate the Federal and composite state income and franchise tax rates (net of Federal benefit). If the Company had been fully subject to Federal and state taxes in 1995 and in the first six months of 1996, net income on a pro forma basis would have been $5.5 million and $10.1 million for the quarter and six months ended June 30, 1996, respectively, and $6.7 million and $6.5 million for the corresponding periods in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  The Company historically has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interests in securities, borrowings under its warehouse financing facility, distributions received from residual interests, interest income and loan servicing income. The Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of the warehouse financing facility, funding of any initial overcollateralization requirements for securitizations, capital expenditures, operating and administrative expenses and payment of income taxes. At origination of a loan, the Company includes the loan origination fees in the principal balance, and then generally borrows the principal balance of the loan under its warehousing financing facility. As the amount funded to the borrower is net of the loan origination fees, the Company generates cash approximating the loan origination fees at time of funding of the loan under the warehouse financing facility. Cash generated from the sales of loans and regular interests in securities is then used to pay down the warehouse financing facility. For the quarter and six months ended June 30, 1996, cash provided by operating activities plus net borrowings (repayments) on the warehouse financing facility increased to $12.6 million and $16.1 million, respectively, from $7.4 million and $2.8 million for the quarter and six months ended June 30, 1995, respectively, primarily due to the increase in loan originations of 47% and 49% for the quarter and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995.

  The Company's ability to continue to originate and purchase loans is dependent upon adequate credit facilities and upon its ability to sell the loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

   The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at the rate of 0.875% over 30 day London Interbank Offered Rate ("LIBOR"), currently expires on September 30, 1996. Management expects, although there can be no assurance, that the Company will be able to maintain this warehouse financing facility (or obtain replacement or additional financing) in the future. The Company recently executed a letter of intent with another lender with respect to a supplemental warehousing facility which provides for borrowings up to $25 million. Advances under this warehousing facility will bear interest at 0.80% over 30 to 90 day LIBOR.

   As of June 30, 1996 the Company had commitments to fund loans of $9.1 million. Historically, the Company has funded approximately 55% of such commitments. Capital expenditures totaled $0.5 million and $0.9 million for the quarter and six months ended June 30, 1996, respectively and $0.3 million and $0.5 million in the corresponding periods in 1995.

   The Company paid dividends, including amounts to be used by the stockholders for the payment of personal income taxes on the earnings of the S corporation, of $5.3 million and $3.1 million for the quarters ended June 30, 1996 and 1995, respectively, and of $11.4 million and $6.0 million for the six months ended June 30, 1996 and 1995, respectively. In addition, in the second quarter of 1996, in anticipation of the revocation of the Company's S corporation status at the time of the Offering, the Company distributed S distribution notes to the stockholders of the Company of $44.0 million. In July 1996, payments of $42.5 million were made on the S distribution notes with proceeds from the Offering. The remaining proceeds from the Offering were used to pay down the Company's warehouse financing facility and to fund current operations.

   The Company believes that cash flow from operations, the net proceeds of the Offering, the net proceeds from securitizations and the availability of credit under the warehouse financing facility will be sufficient to fund operating needs, capital expenditures and payment of the S distribution notes for the ensuing 12 months.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

  In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for stock compensation given to employees and allows for the continuance of the current accounting practice, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires proforma disclosure of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, though earlier adoption is encouraged. The Company, at this time, has not determined whether or not to adopt the recognition provisions of SFAS No. 123 with respect to the stock incentive plan adopted in July 1996.

   In June 1996, the FASB issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective for transactions occurring after December 31, 1996. The accounting standards included in SFAS 125 will apply to the Company's securitization of loans and subsequent sale of the regular interests in these securitizations. The Company does not anticipate any material effect on the consolidated results of operations or financial condition resulting from the adoption of SFAS 125.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  Not Applicable

ITEM 2.  CHANGES IN SECURITIES

  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Prior to the date that the Company became publicly owned, its stockholders took various actions in furtherance of the Company's formation, organization and restructuring, all as described in the Company's Registration Statement on Form S-1 concerning the Offering.

ITEM 5.  OTHER INFORMATION

  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


EXHIBIT                                                           SEQUENTIAL
  NO.              DESCRIPTION OF EXHIBIT                        PAGE NUMBER
- --------  ---------------------------------------------------   -------------
    3.1   Certificate of Incorporation of the Company                 *
    3.2   Bylaws of the Company                                       *
    4.1   1996 Stock Incentive Plan                                   *
    4.2   Stock Certificate Specimen                                  *
   10.1   Warehouse Financing Facility                                *
   10.2   Form of Pooling and Servicing Agreement                     *
   10.3   Corporate Headquarters Lease (Irvine, California)           *
   10.4   S Distribution Notes                                        *
   10.5   Mason Employment Agreement                                  *
   10.6   Form of Directors' and Officers' Indemnity Agreement        *
   10.7   Mortgage Loan Master Transfer Agreement dated as of
           June 30, 1995 between Nationscapital Mortgage
           Corporation and the Company                                *
   10.8   Mortgage Loan Master Transfer Agreement dated as of
           June 30, 1995 between Coast Security Mortgage Inc.
           and the Company                                            *
   10.9   Chisick Employment Agreement                                *
   10.10  Reimbursement Agreement                                     *
   10.11  Agreement and Plan of Merger                                *
   27     Financial Data Schedule

     (b) Reports on Form 8-K
         None

* Incorporated by reference from the Company's Registration Statement on form S-1, Commission File No. 333-3633.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                           FIRST ALLIANCE CORPORATION
                           REGISTRANT



Date: September 5, 1996    /s/ BRIAN CHISICK
                           -------------------------------------
                                       Brian Chisick
                           President and Chief Executive Officer



Date: September 5, 1996    /s/ MARK K. MASON
                           -------------------------------------
                                       Mark K. Mason
                                 Executive Vice President
                               Principal Financial Officer