Form 10-Q
period 1996-09-30
FIRST ALLIANCE CORP  /DE/
filed 1996-11-12
CIK 906938

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                              OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_________ to _________

              Commission file number 0-28706
                                     -------

                          FIRST ALLIANCE CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    33-0721183
-------------------------------         ---------------------------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ___     ___

  As of October 31, 1996, registrant had outstanding 4,025,000 shares of Class A Common Stock and 10,750,000 shares of Class B Common Stock, respectively.

================================================================================

                           FIRST ALLIANCE CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (Unaudited) as of
          September 30, 1996 and December 31, 1995..........................  1

          Consolidated Statements of  Income (Unaudited) for the quarters and the nine months ended September 30, 1996 and 1995.............  2

          Consolidated Statements of Cash Flows (Unaudited) for the quarters and the nine months ended September 30, 1996 and 1995.............  3

          Notes to Consolidated Financial Statements........................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("MD&A")....................................  8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 17

Item 2.   Changes in Securities............................................. 17

Item 3.   Defaults Upon Senior Securities................................... 17

Item 4.   Submission of Matters to a Vote of Security Holders............... 17

Item 5.   Other Information................................................. 17

Item 6.   Exhibits and Reports on Form 8-K
            a. Exhibits..................................................... 18
            b. Reports on Form 8-K.......................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION
                CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                           September 30,    December 31,
                                                1996            1995
                                           -------------    ------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents...............         $26,709         $ 4,019
Receivable from trusts..................           7,362           4,664
Loans held for sale.....................           8,279          24,744
Loans receivable held for investment....           1,485           2,261
Residual interests in securities at fair
 value..................................          25,508          19,705
Mortgage servicing rights...............           5,594           4,021
Real estate owned, net..................             658           1,474
Property, net...........................           2,984           2,141
Deferred taxes..........................           3,260
Prepaid expenses and other assets.......           1,607           3,882
                                                 -------         -------
Total assets............................         $83,446         $66,911
                                                 =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility............         $               $18,233
Accounts payable and accrued liabilities           4,818           5,234
Income taxes payable....................           4,314
Notes payable...........................             471           1,123
S distribution notes....................           2,475
                                                 -------         -------
Total liabilities.......................          12,078          24,590
                                                 -------         -------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value per
 share;  1,000,000 shares authorized;
 no shares outstanding..................
Class A Common Stock, $.01 par value per
 share; 25,000,000 shares authorized;
 shares issued and outstanding:
 4,025,000 at September 30, 1996, no
 shares at December 31, 1995............              40

Class B Common Stock, $.01 par value per
 share; 15,000,000 shares authorized;
 shares issued and outstanding:
 10,750,000 at September 30, 1996,
 10,642,500 at December 31, 1995.......              108              42

Additional paid in capital.............           64,643
Retained earnings......................            7,741          42,279
Deferred stock compensation............           (1,164)
                                                 -------         -------
Total stockholders' equity.............           71,368          42,321
                                                 -------         -------
Total liabilities and stockholders'
 equity................................          $83,446         $66,911
                                                 =======         =======

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands except per share amounts)


                                                       For the Quarter                          For the Nine Months
                                                      Ended September 30,                        Ended September 30,
                                              --------------------------------               -------------------------------
                                                 1996                  1995                     1996                 1995
                                              ----------            ----------               ----------           ----------
                                                                              (Unaudited)
REVENUE:
  Loan origination and sale...............    $   13,008            $    2,379               $   34,259           $   16,306
  Loan servicing and other fees...........         2,236                 2,230                    6,723                6,333
  Interest................................         3,664                 3,631                    9,699                9,662
  Other...................................            14                    40                       75                  116
                                              ----------            ----------               ----------           ----------
    Total revenue.........................        18,922                 8,280                   50,756               32,417
                                              ----------            ----------               ----------           ----------
EXPENSE:
  Compensation and benefits...............         4,421                 2,650                   11,148                7,878
  Professional services...................           318                   113                      869                  578
  Advertising.............................         1,060                 1,185                    2,818                3,307
  Subservicing and other fees.............            93                   319                      469                  906
  Rents...................................           387                   346                    1,129                  961
  Supplies................................           457                   351                    1,098                  858
  Depreciation and amortization of
   property...............................           238                   178                      555                  476
  Interest................................           592                 1,105                    2,379                2,805
  Legal...................................           319                   186                      771                  749
  Other...................................         1,146                   456                    2,463                1,462
                                              ----------            ----------               ----------           ----------
    Total expense.........................         9,031                 6,889                   23,699               19,980
                                              ----------            ----------               ----------           ----------

INCOME BEFORE INCOME TAX PROVISION........         9,891                 1,391                   27,057               12,437

INCOME TAX PROVISION......................         1,258                    21                    1,515                  187
                                              ----------            ----------               ----------           ----------

NET INCOME................................    $    8,633            $    1,370               $   25,542           $   12,250
                                              ==========            ==========               ==========           ==========
NET INCOME PER SHARE......................    $     0.64            $     0.13               $     2.20           $     1.15
                                              ==========            ==========               ==========           ==========
Weighted average number of common             13,562,891            10,650,407               11,620,417           10,650,407
 shares outstanding.......................

                 See notes to consolidated financial statements

                           FIRST ALLIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                    For the Quarter                    For the Nine Months
                                                   Ended September 30,                 Ended September 30,
                                                --------------------------          --------------------------
                                                   1996             1995              1996             1995
                                                ---------         --------          ---------        ---------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................        $  8,633         $  1,370          $  25,542        $  12,250
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
Loan origination and sale revenue, net
 of other fees...........................         (13,005)          (2,206)           (33,957)         (16,604)
Deferred income taxes....................          (3,260)                             (3,260)
Net accretion of residual interests in
 securities..............................            (537)            (253)              (354)          (1,720)
Deferred stock compensation..............             436                                 436
Accretion of discounts on loan receivable             (29)            (256)              (165)            (767)
Amortization of mortgage servicing
 rights..................................             427              197              1,216              441
Depreciation and amortization of
 property................................             238              178                555              476
Loss on sales of real estate owned and
 property................................             266               52                402               58
Loans originated or purchased for sale,
 net of loan fees........................         (70,672)         (54,450)          (211,310)        (148,039)
Sale of regular interests in securities..          69,979                             197,370           67,744
Proceeds from sale of loans..............          14,290           18,038             55,700           42,387
Changes in assets and liabilities:
  Receivable from  trusts................            (379)            (402)            (2,698)            (943)
  Prepaid expenses and other assets......           1,370           (1,016)             2,275           (1,350)
  Accounts payable and accrued
   liabilities...........................            (299)             266               (416)          (2,651)
  Income taxes payable...................           4,314                               4,314
                                                 --------         --------          ---------        ---------
    Net cash provided by (used in)
     operating activities................          11,772          (38,482)            35,650          (48,718)
                                                 --------         --------          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................            (993)            (289)            (1,889)            (785)
Loans receivable issued..................                              (43)                             (1,174)
Collections on loans receivable..........             397              739              1,154            2,544
Additions to real estate owned...........                             (220)                               (236)
Proceeds from sales of real estate
 owned and property......................             493              142              1,287              476
                                                 --------         --------          ---------        ---------
    Net cash (used in) provided by
     investing activities................            (103)             329                552              825
                                                 --------         --------          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on
 warehouse financing facility............         (10,493)          44,932            (18,233)          57,976
Payments on notes payable................            (301)             (59)              (823)            (360)
Cash dividends...........................          (3,653)          (2,606)           (15,085)          (8,595)
Proceeds from issuance of notes payable
 to stockholder..........................                                               1,000            4,500
Payments on notes payable to
 stockholder.............................                           (4,500)            (1,000)          (4,500)
Proceeds from issuance of stock (net of
 issuance costs).........................          63,149                              63,149
Payments on S distribution notes.........         (42,520)                            (42,520)
                                                 --------         --------          ---------        ---------
    Net cash provided by (used in)
     financing activities................           6,182           37,767            (13,512)          49,021
                                                 --------         --------          ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS.........................          17,851             (386)            22,690            1,128
CASH AND CASH EQUIVALENTS, beginning of
 period..................................           8,858            6,812              4,019            5,298
                                                 --------         --------          ---------        ---------
CASH AND CASH EQUIVALENTS, end of
  period.................................        $ 26,709         $  6,426          $  26,709        $   6,426
                                                 ========         ========          =========        =========

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                             (Dollars in thousands)

                                                For the Quarter             For the Nine Months
                                              Ended September 30,           Ended September 30,
                                              -------------------           -------------------
                                                1996       1995               1996        1995
                                              --------   --------           --------   --------
                                                                (Unaudited)
SUPPLEMENTAL INFORMATION:
Interest paid...........................      $    603   $    819           $  2,445   $  2,443
                                              ========   ========           ========   ========
Income taxes paid.......................                 $     25           $    341   $    115
                                                         ========           ========   ========
SUPPLEMENTAL INFORMATION ON NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Exchange of loans for regular and
 residual interests in securities.......      $ 69,985                      $197,660   $ 67,831
                                              ========                      ========   ========
Distribution of S distribution notes....      $    975                      $  2,475
                                              ========                      ========
Acquisition of real estate through
 foreclosure of loans...................                                    $    137
                                                                            ========
Loan funded to facilitate sales of real
 estate owned...........................                                               $     19
                                                                                       ========
Transfer of property to real estate
 owned..................................                                    $    260
                                                                            ========
Assumption of debt through acquisition
 of real estate through foreclosure.....                 $     24           $    171   $     50
                                                         ========           ========   ========

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 1.  GENERAL

   The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods consolidated financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

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

   On July 31, 1996, FACO completed an initial public offering (the "Offering") whereby 3,500,000 shares of its Class A Common Stock were sold to the public resulting in gross proceeds of $59.5 million. Concurrently, 10,750,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. On August 9, 1996, the underwriters' over-allotment option to purchase 525,000 shares of Class A Common Stock was exercised resulting in additional gross proceeds of $8.9 million. The acquisition of FAMCO has been accounted for similar to a pooling of interests. The consolidated financial position and results of operations of the Company for periods prior to the date of the reorganization substantially consist of those of FAMCO. After deducting underwriting discounts and offering costs of $5.3 million, net proceeds from the Offering were $63.1 million.

   During the second quarter of 1996, FAMCO distributed S distribution notes of $44.0 million to its stockholders. During the third quarter of 1996, in accordance with the terms of the S distribution notes, the Company recorded a $1.0 million adjustment to increase the amount of the S distribution notes as a result of the reconciliation of S corporation income taxes through the date of the termination of the Company's S corporation status. Such amount has been recorded as a dividend to Class B common stockholders. In July 1996, payments on the S distribution notes of $42.5 million were made by the Company using proceeds from the Offering.

  In June 1996, FAMCO granted 107,500 shares of restricted common stock to an officer of the Company. These shares, which were exchanged for 107,500 shares of FACO Class B Common Stock in conjunction with the Offering, vest over a period of five years or earlier upon the occurrence of certain events. A value of $1.6 million has been ascribed to such shares by the Company. This amount has been recorded in the accompanying financial statements as increases to Class B Common Stock and paid in capital with an offsetting amount included in deferred stock compensation. In July and August 1996, 29,285 shares of such restricted Class B Common Stock vested as a result of the Offering and $0.4 million of compensation expense was recognized.

                           FIRST ALLIANCE CORPORATION

       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

HEDGING ACTIVITIES

   As part of its interest rate risk management strategy, the Company may from time to time hedge its interest rate risk related to its fixed rate loans held for sale and its commitments to fund fixed rate loans. The Company classifies these transactions as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of the loans. There were no deferred gains or losses on hedging activities at September 30, 1996 and December 31, 1995. Realized gains and (losses) on hedging activities were $0.1 million and $0.6 million for the quarter and nine months ended September 30, 1996, respectively, and ($0.3) million for the nine months ended September 30, 1995. Hedging transactions during these periods were comprised solely of short sales of United States Treasury Securities.

STOCK INCENTIVE PLAN

    On July 24, 1996, the shareholders approved a stock incentive plan (the "Stock Incentive Plan"), previously adopted by the stockholders of FAMCO for the issuance of FAMCO Common Stock, which enables directors, officers and other key employees of the Company to participate in the ownership of the Company. Under the Stock Incentive Plan, 642,500 shares of Common Stock were available for grant on July 24, 1996. On July 25, 1996, the Company granted options to acquire an aggregate of 529,065 shares of Class A Common Stock at an exercise price of $17.00 per share. These options vest 25% six months from the date of grant and 25% each year thereafter until fully vested and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service.

    In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for stock compensation granted to employees and allows for the continuance of the current accounting practice, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied. The Company has decided not to adopt the fair value provisions of SFAS No. 123.

INCOME TAXES

    Effective upon the closing of the Offering in July, 1996, the Company's tax status changed from that of an S corporation to a C corporation. As a result, the Company recorded $3.2 million of net deferred tax assets related to temporary differences between the Company's income tax provision and income taxes paid or payable in the current or future periods. This amount has been included as a reduction of the income tax provision for the third quarter of 1996. The difference between the federal statutory tax rate and the rate of the Company's income tax provision for periods after the Company became a C corporation is primarily due to state income and franchise taxes, net of federal income tax benefits. No valuation allowances have been provided for the net deferred tax assets.

                           FIRST ALLIANCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

 NET INCOME PER SHARE COMPUTATION

   Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with regulations of the Securities and Exchange Commission, which require that stock issued within a one year period prior to the initial filing of a registration statement relating to an Initial Public Offering be treated as outstanding for all reported periods, the weighted average number of common shares for all periods includes the dilutive impact of the restricted stock issued in June 1996. The dilutive impact has been computed using the treasury stock approach, with the Offering price of $17 per share used as the repurchase price for all periods prior to the date of the Offering. In addition, the dilutive effect of the options issued under the Stock Incentive Plan has been included in computing earnings per share for the quarter and nine months ended September 30, 1996.

 SUPPLEMENTARY NET INCOME PER SHARE DATA

   Assuming that the 4,025,000 shares of Class A Common Stock issued in the Offering, including shares issued pursuant to the underwriters' exercise of their over-allotment option, were issued at the beginning of 1995, net income per share would have been $0.60 and $1.78 for the quarter and nine months ended September 30, 1996, respectively, and $0.09 and $0.83 for the corresponding periods in 1995. The computation of supplementary net income per share assumes that proceeds from the Offering would have been used to pay the S distribution notes at the date of their issuance in May 1996. Therefore, the interest expense incurred on the S distribution notes, net of tax benefits, of $0.2 million and $0.6 million for the quarter and nine months ended September 30, 1996, respectively, was added to net income for purposes of computing supplementary net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 OVERVIEW

  The Company originates, purchases, sells and services non-conventional mortgage loans secured primarily by first mortgages on single family residences. The Company originates loans through its retail branch network which is comprised of one office in the United Kingdom and 21 offices in the United States, six of which are located in California, two of which are located in each of Florida, Illinois and New York and one of which is located in each of Oregon, Washington, Colorado, Utah, Arizona, New Jersey, Ohio, Georgia and Pennsylvania. In addition, the Company purchases loans from qualified mortgage bankers and brokers. The Company sells the majority of its loans in the secondary market primarily through securitization and, to a lesser extent, through wholesale loan sales in which the Company does not retain the rights to service such loans.
The Company retains the right to service loans which it securitizes.

  The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This fee income has allowed the Company to generate positive cash flow. There can be no assurance, however, that the Company's cash flow will continue to be positive in the future.

  Gains on servicing retained sales of loans through securitization equal the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. Such net proceeds received in securitizations consist of the fair value of regular interests (determined by the cash price for which they are then sold to the public) and the fair value of the residual interests retained by the Company net of transaction costs. The allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the mortgage servicing rights retained with respect thereto based upon their relative fair values.

  The net proceeds of a securitization consist of the regular and residual interests received by the Company. The regular interests are immediately sold for cash by the Company. As the holder of the residual interests, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through principal and interest to be paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan pool losses. The Company's right to receive this excess cash flow begins after certain reserve requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

  The Company's retained right to service loans entitles the Company to receive servicing fees, prepayment penalties and other miscellaneous fees associated with the collection of such loans.

 RECENT DEVELOPMENTS

   In July 1996, the Company completed the Offering whereby 3,500,000 shares of Class A Common Stock were sold to the public and, concurrently, 10,750,000 shares of Class B Common Stock were exchanged for all of the outstanding shares of FAMCO. In August 1996, the underwriters over-allotment option to purchase 525,000 shares of Class A Common Stock was exercised. Total gross proceeds from these sales of Class A Common Stock were $68.4 million.

   During the second quarter of 1996, FAMCO distributed S distribution notes of $44.0 million to its stockholders. During the third quarter of 1996, in accordance with the terms of the S distribution notes, the Company recorded a $1.0 million adjustment to increase the amount of the S distribution notes as a result of the reconciliation of S corporation income taxes through the date of the termination of the Company's S corporation status. Such amount has been recorded as a dividend to Class B common stockholders. In July 1996, payments on the S distribution notes of $42.5 million were made by the Company using proceeds from the Offering.

   On July 24, 1996, the shareholders approved a stock incentive plan (the "Stock Incentive Plan"), previously adopted by the stockholders of FAMCO for the issuance of FAMCO Common Stock, which enables directors, officers and other key employees of the Company to participate in the ownership of the Company. Under the Stock Incentive Plan, 642,500 shares of Common Stock were available for grant on July 24, 1996. On July 25, 1996, the Company granted options to acquire an aggregate of 529,065 shares of Class A Common Stock at an exercise price of $17.00 per share. These options vest 25% six months from the date of grant and 25% each year thereafter until fully vested and expire on the earlier of ten years from the date of grant or 90 days after an optionees termination of service.

LOAN ORIGINATIONS AND PURCHASES

                                              For the Quarter        For the Nine Months
                                            Ended September 30,      Ended September 30,
                                           --------------------    ----------------------
                                             1996        1995         1996         1995
                                           --------    --------    ---------    ---------
                                                       (Dollars in thousands)
Loan originations and purchases:
  Retail branch originations.............   $71,092     $60,975     $194,627     $136,916
  Portfolio refinancing originations.....     2,960         507       14,572       15,329
  Wholesale purchases....................     5,089         657       25,880       14,933
                                           --------    --------    ---------    ---------
Total originations and purchases.........   $79,141     $62,139     $235,079     $167,178
                                           ========    ========    =========    =========

Number of retail branches as of the end
of the period:
  United States:
    California...........................                                  6            9
    Other States.........................                                 15            9
  United Kingdom.........................                                  1
                                                                   ---------    ---------
      Total..............................                                 22           18
                                                                   =========    =========

Weighted average initial interest rate...       9.7%       10.2%         9.6%        10.6%
Weighted average initial combined
 loan-to-value ratio:
  Retail branch and portfolio
  refinancing originations...............      61.0%       60.3%        61.4%        58.0%
  Wholesale purchases....................      67.0%       63.3%        67.3%        64.9%
Average retail branch origination loan
  size...................................   $    80     $    71     $     82     $     66
Weighted average loan origination and
processing fees as a percent of gross
loans originated:
  Retail branch originations.............      14.9%       15.2%        14.9%        15.6%
  Portfolio refinancing originations.....       5.2%       12.9%         5.1%        13.7%
  Combined weighted average..............      14.6%       15.2%        14.2%        15.4%

   For the quarter and nine months ended September 30, 1996, originations and purchases increased 27% and 41%, respectively, as compared to the corresponding periods in 1995. Retail branch originations increased 17% and 42% for the quarter and nine months ended September 30, 1996, respectively. Increased loan origination volume is primarily from new retail branch offices opened in 1996 and 1995.

LOAN SALES

                                             For the Quarter      For the Nine Months
                                           Ended September 30,    Ended September 30,
                                           -------------------    --------------------
                                             1996       1995       1996        1995
                                           --------   --------    --------    --------
                                                   (Dollars in thousands)
Securitizations.........................   $ 69,985   $           $197,660    $ 67,831
Wholesale loan sales....................     13,936     15,887      55,467      30,772
Private loan sales......................        551      1,879       1,420      11,361
                                           --------   --------    --------    --------
    Total...............................   $ 84,472   $ 17,766    $254,547    $109,964
                                           ========   ========    ========    ========

   Loan sales, including securitizations of loans, for the quarter and nine months ended September 30, 1996, increased 375% and 131%, respectively, over the corresponding periods in 1995. Securitization volume for the quarter and nine months ended September 30, 1996 was $70.0 million and $197.7 million, respectively, as compared to $67.8 million for the nine months ended September 30, 1995. No securitizations were completed in the third quarter of 1995. The increases in loan sales for the quarter and nine month periods ended September 30, 1996, as compared to the same periods in 1995, are the result of the sale of the increased volume of originations and purchases and the absence of a securitization closing in the 1995 third quarter.

 COMPOSITION OF REVENUE AND EXPENSE

   The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                           For the Quarter        For the Nine Months
                                         Ended September 30,      Ended September 30,
                                        --------------------    ---------------------
                                            1996      1995        1996         1995
                                        ---------   --------    --------    ---------
REVENUE:
  Loan origination and sale:
    Gain on sale of loans...............   18.5%        3.2%       13.3%       12.0%
    Net loan origination and other fees.   50.2        25.5        54.2        38.3
  Loan servicing and other fees.........   11.8        26.9        13.2        19.5
  Interest..............................   19.4        43.9        19.1        29.8
  Other                                     0.1         0.5         0.2         0.4
                                          -----       -----       -----       -----
    Total revenue.......................  100.0       100.0       100.0       100.0
                                          -----       -----       -----       -----

EXPENSE:
  Compensation and benefits.............   23.4        32.0        22.0        24.3
  Professional services.................    1.7         1.4         1.7         1.8
  Advertising...........................    5.6        14.3         5.6        10.2
  Subservicing and other fees...........    0.5         3.9         0.9         2.8
  Rent..................................    2.0         4.2         2.2         3.0
  Supplies..............................    2.4         4.2         2.2         2.6
  Depreciation and amortization of
   property.............................    1.3         2.1         1.1         1.5
  Interest.............................     3.1        13.3         4.7         8.7
  Legal.................................    1.7         2.2         1.5         2.3
  Other.................................    6.0         5.6         4.8         4.4
                                          -----       -----       -----       -----
   Total expense........................   47.7        83.2        46.7        61.6
                                          -----       -----       -----       -----
Income before income tax provision......   52.3        16.8        53.3        38.4
Income tax provision....................    6.7         0.3         3.0         0.6
                                          -----       -----       -----       -----
Net Income..............................   45.6%       16.5%       50.3%       37.8%
                                          =====       =====       =====       =====

RESULTS OF OPERATIONS

REVENUE
   The following table sets forth the components of the Companys revenue for the periods indicated:

                                              For the Quarter      For the Nine Months
                                            Ended September 30,     Ended September 30,
                                           --------------------    --------------------
                                             1996        1995       1996         1995
                                           ------       -------    -------      -------
                                                     (Dollars in thousands)
Loan origination and sale:
  Gain on sale of loans (1)..............  $ 3,505      $  264     $ 6,761      $ 3,880
  Net loan origination and other fees....    9,503       2,115      27,498       12,426
Loan servicing and other fees............    2,236       2,230       6,723        6,333
Interest.................................    3,664       3,631       9,699        9,662
Other....................................       14          40          75          116
                                           -------      -------    -------      -------
  Total revenue..........................  $18,922      $ 8,280    $50,756      $32,417
                                           =======      =======    =======      =======

(1) Excluding net loan origination and other fees.

    Total revenue increased 129% or $10.6 million for the quarter and 57% or $18.3 million for the nine months ended September 30, 1996, as compared to the corresponding periods in 1995. The increase was primarily due to higher loan origination and sale revenue.

    Loan origination and sale revenue increased to $13.0 million for the third quarter of 1996 from $2.4 million for the third quarter of 1995 and increased to $34.3 million for the nine months ended September 30, 1996 as compared to $16.3 million for the nine months ended September 30, 1995 primarily due to an increase in loan sales.

    Gain on sale of loans increased to $3.5 million for the third quarter of 1996 from $0.3 million for the third quarter of 1995 primarily as a result of the increased volume of loans sold. For the nine months ended September 30, 1996, gain on sale of loans increased 74% to $6.8 million as compared to $3.9 million for the corresponding period in 1995 primarily as a result of the increased volume of loans sold offset by lower premiums realized on loan sales. For the nine months ended September 30, 1996 the weighted average gain on sales of loans as a percentage of loan principal balances sold decreased to 2.7% from 3.5% for the corresponding period in 1995. This decrease was primarily due to the decrease in the weighted average initial interest rate spreads (the difference between the initial weighted average loan interest rates for the loans included in the securitization and the initial weighted average pass-through rates paid to holders of the regular interests of the securitization) in residual interests originated in securitizations which decreased to 2.6% for the nine months ended September 30, 1996 from 3.6% for the nine months ended September 30, 1995. Interest rate spreads decreased due to increasing interest rates during the first nine months of 1996 as compared to decreasing interest rates during the first nine months of 1995. These decreased spreads were offset by the results of the Company's hedging activities which had realized gains of $0.6 million for the nine months ended September 30, 1996 as compared to realized losses of $0.3 million for the corresponding period in 1995. During 1996 and 1995, the Company did not continuously hedge fixed rate loans held for sale and commitments to fund fixed rate loans. Since April 1996, the Company has continuously hedged fixed rate loans held for sale and commitments to fund fixed rate loans.

    Net loan origination and other fees increased $7.4 million to $9.5 million and $15.1 million to $27.5 million for the quarter and nine months ended September 30, 1996, respectively, as compared to corresponding periods in 1995 due primarily to increases in loan sales in such periods of 375% and 131%, respectively.

   Loan servicing and other fees for the third quarters of 1996 and 1995 were $2.2 million. An increase in loan servicing fees, and other fees of $0.3 million was offset by increases in the amortization of mortgage servicing rights of $0.2 million, and in compensating interest, paid by the Company as servicer with respect to prepayments of securitized loans, of $0.1 million. For the nine months ended September 30, 1996 loan servicing and other fees increased to $6.7 million from $6.3 million for the corresponding period in 1995 as a result of an increase in loan servicing fees, prepayment fees and other fees of $1.6 million offset by increases in the amortization of mortgage servicing rights of $0.8 million and in compensating interest of $0.4 million. The increase in loan servicing fees, prepayment fees and other fees was primarily due to the increased rate of prepayment of loans and an overall increase in the servicing portfolio. The increase in the rate of prepayment of loans also increased compensating interest. The increase in the amortization of mortgage servicing rights was the result of the increase in the balance of mortgage servicing rights which increased to $5.6 million at September 30, 1996 from $1.7 million at September 30, 1995. This increase is primarily due to the adoption in January of 1995 of Statement of Financial Standards ("SFAS") No. 122, "Accounting For Mortgage Servicing Rights," which requires the Company to capitalize the fair value of originated mortgage servicing rights and amortize the capitalized amount over the life of such assets.

   Interest income represents the recognition of the yield on residual interests in securities retained by the Company, interest earned on loans originated or purchased during the warehousing period from their origination or purchase until their sale and interest earned on loans receivable held for investment. Interest income from residual interests increased $0.5 million and $2.0 million for the quarter and nine months ended September 30, 1996, respectively, when compared to the corresponding periods in 1995. These increases are due primarily to the growth of the Company's portfolio of residual interests which grew from an average balance of $14.2 million for the nine months ended September 30, 1995 to $22.1 million for the nine months ended September 30, 1996. Interest income on loans held for sale and on loans receivable held for investment decreased $0.5 million and $2.0 million for the quarter and nine months ended September 30, 1996, respectively, when compared to the corresponding periods in 1995, due primarily to the decrease in the average holding period of loans held for sale as a result of the completion of more securitizations in 1996 versus 1995.

 EXPENSE

   The following table sets forth the components of the Company's expenses for the periods indicated:

                                                For the Quarter      For the Nine Months
                                              Ended September 30,    Ended September 30,
                                             --------------------    -------------------
                                              1996          1995       1996       1995
                                             ------        ------    -------     -------
                                                         (Dollars in thousands)
Compensation and benefits..................  $4,421        $2,650    $11,148     $ 7,878
Professional services......................     318           113        869         578
Advertising................................   1,060         1,185      2,818       3,307
Subservicing and other fees................      93           319        469         906
Rent.......................................     387           346      1,129         961
Supplies...................................     457           351      1,098         858
Depreciation and amortization of property..     238           178        555         476
Interest...................................     592         1,105      2,379       2,805
Legal......................................     319           186        771         749
Other......................................   1,146           456      2,463       1,462
                                             ------        ------    -------     -------
     Total expense.........................  $9,031        $6,889    $23,699     $19,980
                                             ======        ======    =======     =======

   Total expense increased 31% to $9.0 million for the third quarter of 1996 from $6.9 million for the third quarter of 1995 and increased 19% to $23.7 million for the nine months ended September 30, 1996 from $20.0 million for the corresponding period in the prior year. These increases were primarily due to increases in compensation and benefits and in other expense.

   Compensation and benefits increased $1.8 million and $3.3 million for the quarter and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995 and advertising expenses decreased $0.1 million and $0.5 million for same periods, respectively, primarily as a result of increases in personnel to support the Company's retail branch office expansion and the Company's decision to reduce the use of outside telemarketing services in 1996 and increase the number of employees in its internal telemarketing operations. In addition, during the third quarter of 1996, $0.4 million of compensation expense was recognized in connection with the vesting of restricted stock.

   Subservicing and other fees decreased 71% and 48% for the quarter and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Effective February 1, 1996, servicing of adjustable rate loans, previously sub-serviced by a third party, was transferred to the Company after the Company had installed new loan servicing software which enabled it to service such loans thereby eliminating subservicing fees.

   Combined, rent and supplies increased $0.4 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of the opening of new retail branch offices. The number of retail branch offices increased from 13 at December 31, 1994 to 18 at September 30, 1995 to 22 at September 30, 1996.

   Interest expense represents interest on the Company's warehouse financing facility, interest on notes payable and interest on notes payable to stockholders, including the S distribution notes. Interest on the warehouse financing facility decreased $0.7 million for the quarter and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.
During the quarter and nine months ended September 30, 1996 the weighted average interest rate on the warehouse financing facility decreased 6% and 12%, respectively, and the average balance outstanding on the warehouse financing facility decreased 60% and 15%, respectively, as compared to the corresponding periods in 1995. The average balance outstanding on the warehouse financing facility decreased due to the application of proceeds from the Offering. This decrease was offset by an increase in the interest paid on notes payable to stockholders including S distribution notes. During the quarter and nine months ended September 30, 1996, the Company paid interest on the notes payable to stockholders of $0.2 million, and $0.6 million respectively, representing $0.2 million and $0.4 million increases, respectively, over the corresponding periods in 1995.

   Other expenses increased by $0.7 million and $1.0 million for the quarter and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. The third quarter 1996 increase was primarily the result of a $0.1 million increase in travel and relocation expenses resulting from the Company's expansion of its retail branch operations and a $0.6 million increase in REO losses. For the nine month period, the increase was primarily the result of a $0.2 million increase in travel and relocation expenses resulting from the Company's expansion of its retail branch operations, a $0.6 million increase in REO losses, and expenses incurred in moving the Company's administrative offices in February of 1996. REO losses recognized in the third quarter of 1996 were primarily related to the disposition of certain REO properties the Company had previously operated as rental properties. At September 30, 1996, only four such properties remained.

 SERVICING

   At September 30, 1996, total delinquent loans were 5.3% of the Company's servicing portfolio, as compared to 5.8% at December 31, 1995 and 5.6% at September 30, 1995. Loan losses as a percentage of the average servicing portfolio were 0.13% and 0.26%, respectively for the quarter and nine months ended September 30, 1996, as compared to 0.01% and 0.02% for the corresponding periods in 1995. The increases in loan losses in 1996 were principally due to the disposition of properties acquired through foreclosures of certain wholesale loans purchased in 1993 and 1994 from one originator from whom the Company no longer purchases loans.

   The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:


                                                                             As of
                               ---------------------------------------------------------------------------------------------
                                     September 30, 1996                December 31, 1995              September 30, 1995
                               ---------------------------       ---------------------------     ---------------------------
                                                   % of                           % of                               % of
                               (Dollars in      Servicing        (Dollars in      Servicing      (Dollars in      Servicing
                                thousands)      Portfolio         thousands)      Portfolio       thousands)      Portfolio
                               -----------     -----------       -----------     -----------     -----------     -----------
Servicing Portfolio........    $   618,511           100.0%      $   613,791           100.0%    $   590,079           100.0%
                               ===========     ===========       ===========     ===========     ===========     ===========
30-59 days delinquent......          7,371             1.2%      $     8,339             1.4%    $     9,521             1.6%
60-89 days.................          6,402             1.0             6,538             1.0           7,108             1.2
90 days or more delinquent.         19,148             3.1            21,002             3.4          16,405             2.8
                               -----------     -----------       -----------     -----------     -----------     -----------
   Total delinquencies.....    $    32,921             5.3%      $    35,879             5.8%    $    33,034             5.6%
                               ===========     ===========       ===========     ===========     ===========     ===========
   REO (1).................    $     5,091             0.8%      $     7,854             1.3%    $     5,540             0.9%
                               ===========     ===========       ===========     ===========     ===========     ===========

                                                                  For the Quarter                          For the Nine Months
                                                                Ended September 30,                        Ended September 30,
                                                         --------------------------------            -----------------------------
                                                             1996                1995                     1996             1995
                                                         ------------      --------------            ------------     ------------
                                                                                  (Dollars in thousands)
Average servicing portfolio balance outstanding (2)....  $   611,181       $      587,526            $    610,573     $    577,946
Net losses (3).........................................          779                   57                   1,565              116
Percentage of average servicing portfolio..............         0.13%                0.01%                   0.26%            0.02%

---------------
(1) Includes REO of the Company as well as REO of the REMIC Trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balance at the beginning and end of each quarter.
(3) Net losses means actual net losses realized with respect to the disposition of REO.

 INCOME TAXES

  From May 1, 1988, and until the closing of the Offering, the Company had elected to be treated for Federal income and certain state tax purposes as an S corporation under Subchapter S of the Internal Revenue Code and comparable state laws. As a result, the Company's provisions for income taxes have in the past reflected modest corporate level state income or franchise taxes for those states in which the Company operates. The taxable income of the Company during such periods has been included in the individual taxable income of its shareholders for Federal and state income tax purposes.

   Effective upon the closing of the Offering in July 1996, the Company's S corporation status was terminated and the Company is now fully subject to Federal and state taxes. In conjunction with the termination of the Company's S corporation status, the Company recorded $3.2 million of net deferred tax assets related to temporary differences between the Company's income tax provision and income taxes paid or payable in the current and future periods. The Company's effective income tax rate is anticipated to approximate the Federal and composite state income and franchise tax rates (net of Federal benefit). If the Company had been fully subject to Federal and state taxes in 1995 and in the first six months of 1996, net income on a pro forma basis would have been $5.8 million and $16.0 million for the quarter and nine months ended September 30, 1996, respectively, and $0.8 million and $7.3 million for the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    During the third quarter of 1996, the Company completed the Offering whereby 4,025,000 shares of Class A Common Stock were sold resulting in gross proceeds of $68.4 million. After deducting underwriting discounts and offering costs, the net proceeds of $63.1 million were used to pay $42.5 million of S distribution notes, to pay down $12.9 million of the Company's warehouse financing facility and to fund current operations.

    Historically, the Company has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interests in securities, borrowings under its warehouse financing facility, distributions received from residual interests, interest income and loan servicing income. The Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of the warehouse financing facility, funding of any initial overcollateralization deposit requirements for securitizations, capital expenditures, operating and administrative expenses and payment of income taxes. At origination of a loan, the Company includes the loan origination fees in the principal balance, and then, if not utilizing available cash, borrows the principal balance of the loan under its warehousing financing facility. As the amount funded to the borrower is net of the loan origination fees, the Company generates cash approximating the loan origination fees at time of funding of the loan under the warehouse financing facility. Cash generated from the sales of loans and regular interests in securities is then used to pay down the warehouse financing facility. For the nine months ended September 30, 1996, cash provided by operating activities plus net borrowings (repayments) on the warehouse financing facility increased to $17.4 million from $9.3 million for the nine months ended September 30, 1995, primarily due to the increase in loan originations.

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

   The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at the rate of 0.80% over 30 day London Interbank Offered Rate ("LIBOR"), currently expires on December 31, 1996. Management expects, although there can be no assurance, that the Company will be able to maintain this warehouse financing facility (or obtain replacement or additional financing) in the future. The Company recently obtained a supplemental warehousing facility with another lender which provides for borrowings up to $25 million. Advances under this warehousing facility will bear interest at 0.80% over 30 or 90 day LIBOR.

   As of September 30, 1996 the Company had commitments to fund loans of $7.0 million. Historically, approximately 55% of such commitments have been funded. Capital expenditures totaled $1.0 million and $1.9 million for the quarter and nine months ended September 30, 1996, respectively and $0.3 million and $0.8 million in the corresponding periods in 1995.

   The Company paid dividends, including amounts to be used by the stockholders for the payment of personal income taxes on the earnings of the S corporation, of $3.7 million and $2.6 million for the quarters ended September 30, 1996 and 1995, respectively, and of $15.1 million and $8.6 million for the nine months ended September 30, 1996 and 1995, respectively. In addition, in the second and third quarters of 1996, in anticipation of the revocation of the Company's S corporation status at the time of the Offering, the Company distributed S distribution notes to the stockholders of the Company totaling $45.0 million. In July 1996, payments of $42.5 million were made on the S distribution notes with proceeds from the Offering. In the fourth quarter of 1996 an additional $2.5 million was paid.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

   In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for stock compensation granted to employees and allows for the continuance of the current accounting practice, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and earnings per share, as if the fair value based method of accounting defined in this Statement had been applied. The Company has decided not to adopt the fair value provisions of SFAS No. 123.

   In June 1996, the FASB issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997. The accounting standards included in SFAS 125 will, among other things, apply to the Company's securitization of loans and subsequent sale of the regular interests in these securitizations as well as its retained servicing assets and investments in residual interests. The Company does not anticipate any material effect on the consolidated results of operations or financial condition resulting from the adoption of SFAS 125.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

ITEM 5.  OTHER INFORMATION

  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT                                               SEQUENTIAL
  NO.         DESCRIPTION OF EXHIBIT                  PAGE NUMBER
------- ----------------------------------------      -----------
  3.1   Certificate of Incorporation of the
          Company                                          *
  3.2   Bylaws of the Company                              *
  4.1   Stock Certificate Specimen                         *
 10.1   Warehouse Financing Facility dated
          October 29, 1993                                 *
 10.2   Form of Pooling and Servicing Agreement            *
 10.3   Corporate Headquarters Lease (Irvine,
          California)                                      *
 10.4   S Distribution Notes                               *
 10.5   Mason Employment Agreement                         *
 10.6   Form of Directors' and Officers'
          Indemnity Agreement                              *
 10.7   Mortgage Loan Master Transfer Agreement
          dated as of June 30, 1995 between
          Nationscapital Mortgage Corporation and
          the Company                                      *
 10.8   Mortgage Loan Master Transfer Agreement
          dated as of June 30, 1995 between Coast
          Security Mortgage Inc. and the Company           *
 10.9   Chisick Employment Agreement                       *
 10.10  Reimbursement Agreement                            *
 10.11  1996 Stock Incentive Plan                          *
 10.12  Warehouse Financing Facility dated
          September 5, 1996                               22
 11.1   Statement re: computation of net
          income per share for the
          quarters and the nine months ended
          September 30, 1996 and 1995                     68
 27     Financial Data Schedule                           69

   (b)  Reports on Form 8-K
        None

 . Incorporated by reference from the Company's Registration Statement on form S-1, Commission File No. 333-3633.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST ALLIANCE CORPORATION
                            Registrant



Date:  November 11, 1996      /s/      BRIAN CHISICK
                            -------------------------------------
                                       Brian Chisick
                            President and Chief Executive Officer



Date:  November 11, 1996      /s/        MARK MASON
                            -------------------------------------
                                         Mark K. Mason
                                   Executive Vice President
                                  Principal Financial Officer